Form 10QSB
period 2000-06-30
ACCESSORY SPECIALISTS INC
filed 2000-07-12
CIK 1104198

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  June30, 2000

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

          Class                                   Outstanding at
                                                  June 30, 2000

Common Stock, par value $0.001                     5,000,000


                        ITEM 1.  FINANCIAL STATEMENTS

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                                BALANCE SHEET
                                June 30, 2000
                                 (Unaudited)

                                   ASSETS

                                                                 June
                                                               30, 2000

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
                                                                ===========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                                BALANCE SHEET
                                June 30, 2000
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  June
                                                                30, 2000

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
                                                                -----------
STOCKHOLDERS' EQUITY (Note #1)

     Preferred stock, $.001 par value
     Authorized 5,000,000 shares
     Issued and outstanding at
     January 20, 2000-None                                                $
                                                                          0

     Common stock, par value $.001
     Authorized 25,000,000 shares
     issued and outstanding at
     June 30, 2000-5,000,000 shares                              $    5,000

     Additional paid in Capital                                           0

     Deficit accumulated during
     the development stage                                          (6,167)
                                                                -----------
  TOTAL STOCKHOLDERS' EQUITY                                  $     (1,167)
                                                                -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                           $          0
                                                                  =========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                June 30, 2000
                                 (Unaudited)



                                                                 June
                                                               30, 2000
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
                                                                  =========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                                June 30, 2000
                                 (Unaudited)

                                                   Additional     Accumu-
                               Common Stock         Paid-in        Lated
                             Shares      Amount     capital       Deficit
                          ----------   --------  ------------ -------------
Balance,
January 18, 2000             5,000,000    5,000  $          0 $          0

Net loss three months
ended
June 30, 2000                        0        0             0      (6,167)
                           -----------  -------  ------------ -------------
Balance,
June 30, 2000                5,000,000    5,000    $        0 $    (6,167)

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                June 30, 2000
                                 (Unaudited)


                                                                 June
                                                               30, 2000

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
                                                                 =========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2000

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

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                                June 30, 2000

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


Dated:    July 11, 2000