Form 10QSB
period 2000-09-30
ACCESSORY SPECIALISTS INC
filed 2000-10-12
CIK 1104198

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2000

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

          Class                                   Outstanding at
                                                  September 30, 2000

Common Stock, par value $0.001                     5,000,000


                        ITEM 1.  FINANCIAL STATEMENTS

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2000
                                 (Unaudited)

                                   ASSETS

                                                            September 30,
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
                                                                ===========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2000
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             September 30,
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
                                                                -----------
STOCKHOLDERS' EQUITY (Note #1)

     Preferred stock, $.001 par value
     Authorized 5,000,000 shares
     Issued and outstanding at
     January 20, 2000-None                                                $
                                                                          0

     Common stock, par value $.001
     Authorized 25,000,000 shares
     issued and outstanding at
     September 30, 2000-5,000,000 shares                         $    5,000

     Additional paid in Capital                                           0

     Deficit accumulated during
     the development stage                                          (6,167)
                                                                -----------
  TOTAL STOCKHOLDERS' EQUITY                                  $     (1,167)
                                                                -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                           $          0
                                                                  =========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                             September 30, 2000
                                 (Unaudited)



                                                            September 30,
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
                                                                  =========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                             September 30, 2000
                                 (Unaudited)

                                                   Additional     Accumu-
                              Common Stock         Paid-in        Lated
                           Shares     Amount       capital       Deficit
                          ----------   --------  ------------ -------------
Balance,
January 18, 2000             5,000,000    5,000  $          0 $          0

Net loss three months
ended
September 30, 2000                   0        0             0      (6,167)
                           -----------  -------  ------------ -------------
Balance,
September 30, 2000           5,000,000    5,000    $        0 $    (6,167)


  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                             September 30, 2000
                                 (Unaudited)


                                                             September 30,
                                                                 2000
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
                                                                 =========


  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2000

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

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                             September 30, 2000

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


                         ACCESSORY SPECIALISTS INCORPORATED


                         By:  /s/ Anthony N. DeMint
                              Anthony N. DeMint, President

Dated:    October 11, 2000