Form 10QSB
period 2001-06-30
ACCESSORY SPECIALISTS INC
filed 2001-07-26
CIK 1104198

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
                                               ===========      ===========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                June 30, 2001
                                 (Unaudited)


                      Three      Three    Six Months Six Months  January 18,
                     Months      Months   Ended June Ended June     2000
                      Ended    Ended June  30, 2001   30, 2000   (Inception)
                    June 30,    30, 2000                         to June 30,
                      2001                                          2001
                       ------   -------      ------    -----       -------
INCOME
Revenue                    $0          $0         $0         $0            $0
                        -----      ------     ------     ------        ------
EXPENSES
General and
Administrative            $22      $5,885       $322     $5,885        $6,207
Organization Costs          0         282          0        282           282
                       ------     -------    -------    -------        ------
   Total Expenses         $22      $6,167       $322     $6,167        $6,489
                     --------    --------   --------   --------       -------
Net Loss                $(22)    $(6,167)     $(322)   $(6,167)      $(6,489)

Net Profit
or Loss(-)
Per weighted
Share (Note #1)        $(.00)      $(.00)     $(.00)     $(.00)        $(.00)
                     ========    ========   ========   ========       =======
Weighted average
Number of common
shares outstanding  6,489,060   5,000,000  6,489,060  5,000,000     6,489,06
                    =========   =========  =========  =========     ========

<PAGE

  The accompanying notes are an integral part of these financial statement
                     ACCESSORY SPECIALISTS INCORPORATE
                        (A Development Stage Company

                           STATEMENT OF CASH FLOWS
                                June 30, 2001
                                 (Unaudited)

                              Three       Three     Six       Six     January 18
                              Months      Months   Months    Months      200
                              Ended       Ended    Ended     Ended    (Inception
                              June        June     June      June     to June 30
                            30, 2001    30, 2000  30, 2001 30, 2000      200
                             ------     --------  -------- --------    ---------
                                                                         <C
Cash Flows from
Operating Activities:
 Net Loss                      $(22)    $(6,167)  $ (322)  $(6,167)      $(6,489
 Stock issued for services                5,000              5,000         5,000

 Changes in assets and
 Liabilities
  Officers advances               0       1,167  (1,167)     1,167
                            -------    --------  -------  --------    --------

Net cash used in
operating activities           (22)         282  (1,489)       282      (1,489

Cash Flows from
investing activities             0       (282)        0     (282)            0

Cash Flows from
Financing Activities
Issuance of Stock               22           0    1,489         0        1,48
                           -------    --------  -------  --------    --------

Net increase(decrease)
in cash                         0           0        0         0

Cash, beginning of Period       0           0        0         0
                          -------    --------  -------  --------    --------

Cash, end of period      $     0    $      0  $     0  $      0    $
                         =======    ========  =======  ========    ========

Non-Cash Transactions
   Interest Paid         $     0    $      0  $     0  $      0    $
                         =======    ========  =======  ========    ========
                         $     0    $      0  $     0  $      0    $
                         =======    ========  =======  ========    ========
   Number of Shares
     issued for services      0    5,000,00        0  5,000,00    5,000,00
                        =======    ========  =======  ========    ========

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


                         ACCESSORY SPECIALISTS INCORPORATED


                         By:/S/ Anthony N. DeMint, President
                              Anthony N. DeMint, President


Dated:  July 26, 2001

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