Form 10QSB
period 2002-03-31
ACCESSORY SPECIALISTS INC
filed 2002-05-15
CIK 1104198

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 2002

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at March 31, 2002
Common Stock, par value $0.001                     6,516,360


                        ITEM 1.  FINANCIAL STATEMENTS

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)
                                BALANCE SHEET
                                 (Unaudited)

                                   ASSETS

                                                         March 31,
                                                    2002           2001
CURRENT ASSETS                                   $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT ASSETS                                   0              0
                                                 ------------   ------------
OTHER ASSETS                                                0              0
                                                 ------------   ------------
     TOTAL OTHER ASSETS                                     0              0
                                                 ------------   ------------
                                                 $          0   $          0
                                                 ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Officers Advances (Note #6)                    $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT LIABILITIES                              0              0
                                                 ------------   ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares;
   None issued and Outstanding                              0              0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   6,516,360 and 6,467,000 issued and
   outstanding at March 31, 2002 and 2001               6,516          6,467

Additional paid-in capital                                  0              0

(Deficit) accumulated during
development stage                                     (6,516)        (6,467)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0              0
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                 January 18,
                                                                    2000
                                  Three Months  Three Months   (Inception) to
                                  Ended March  Ended March 31, March 31, 2002
                                    31, 2002        2001
INCOME
Revenue                           $         0      $         0    $         0
                                  -----------      -----------    -----------
EXPENSE
General and
Administrative                              0              300          6,243
Organization Cost Expense                   0                0            282
                                  -----------      -----------    -----------
TOTAL EXPENSES                              0              300          6,516
                                  -----------      -----------    -----------
NET (LOSS)                        $         0      $     (300)    $   (6,516)
                                  ===========      ===========    ===========
Net Loss
Per Weighted Share                $     (.00)      $     (.00)    $     (.00)
                                  ===========      ===========    ===========
Weighted average
number of common
shares outstanding                  6,516,360        6,467,000      6,516,360
                                  ===========      ===========    ===========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                January 18,
                                       Three     Three Months      2000
                                      Months      Ended March   (Inception)
                                    Ended March    31, 2001    to March 31,
                                     31, 2002                      2002
Cash Flows from
Operating Activities:
  Net (loss)                        $         0    $     (300)  $   (6,516)
  Amortization                                0              0          282
  Stock Issued for services                   0              0        5,000
  Issuance of stock to
   Convert debt to equity                     0              0        1,234

Changes in assets and
Liabilities:
  Officers Advances                           0        (1,167)            0
                                    -----------    -----------  -----------
Net cash (used) in
operating activities                          0        (1,467)            0

Cash Flows from
Investing Activities:
  Net Cash (used) in
  Investing activities                        0              0            0

Cash Flows from
Financing Activities                          0          1,467            0
                                    -----------    -----------  -----------
Net increase in cash                          0              0            0

Cash beginning of period                      0              0            0
                                    -----------    -----------  -----------
Cash end of period                  $         0    $         0  $         0
                                    ===========    ===========  ===========
Supplemental Disclosure
  Interest paid                     $         0    $         0  $         0
                                    ===========    ===========  ===========
  Taxes paid                        $         0    $         0  $         0
                                    ===========    ===========  ===========
 Non-cash transactions:
  Number of shares issued
     For services                             0              0    5,000,000
                                    ===========    ===========  ===========
  Number of shares issued
     To convert debt to equity                0              0    1,516,360
                                    ===========    ===========  ===========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2002

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

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2002

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

ITEM 2.  CHANGES IN SECURITIES
     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

ITEM 5.  OTHER INFORMATION
     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits
          See Exhibit Table on page E-1
     (b)  8-K - None

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


Dated:    May 15, 2002

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