Form 10QSB
period 2002-09-30
ACCESSORY SPECIALISTS INC
filed 2002-10-24
CIK 1104198

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2002

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at September 30, 2002
Common Stock, par value $0.001                     6,566,370


                        ITEM 1.  FINANCIAL STATEMENTS

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)
                                BALANCE SHEET
                                 (Unaudited)

                                   ASSETS

                                                       September 30,
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
   None issued and Outstanding                              0              0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   6,566,370 and 6,502,300 issued and
   outstanding at September 30, 2002 and 2001           6,566          6,502

Additional paid-in capital                                  0              0

(Deficit) accumulated during
development stage                                     (6,566)        (6,502)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0              0
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                     Three      Three       Nine        Nine     January 18,
                     Months     Months     Months      Months       2000
                     Ended      Ended       Ended       Ended    (Inception)
                   September  September   September   September to September
                    30, 2002   30, 2001   30, 2002    30, 2001    30, 2002
INCOME
Revenue            $       0   $       0   $       0  $       0   $         0
                   ---------   ---------   ---------  ---------   -----------
EXPENSE
General and
Administrative            28          13          50        335         6,284
Organization Cost          0           0           0          0           282
                   ---------   ---------   ---------  ---------   -----------
TOTAL EXPENSES            28          13          50        335         6,566
                   ---------   ---------   ---------  ---------   -----------
NET (LOSS)         $    (28)   $    (13)   $    (50)  $   (335)   $   (6,566)
                   =========   =========   =========  =========   ===========
Net Loss
Per Weighted Share $   (.00)   $   (.00)   $   (.00)  $   (.00)   $     (.00)
                   =========   =========   =========  =========   ===========
Weighted average
number of common
shares outstanding 6,566,370   6,502,300   6,566,370  6,502,300     6,566,370
                   =========   =========   =========  =========   ===========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                  January 18,
                        Three      Three      Nine       Nine        2000
                        Months     Months    Months     Months    (Inception)
                        Ended      Ended      Ended      Ended        to
                      September  September  September  September   September
                       30, 2002   30, 2001  30, 2002   30, 2001    30, 2002
Cash Flows from
Operating Activities:
 Net (loss)              $ (28)      $ (13)    $ (50)    $  (335)  $  (6,566)
 Amortization                 0           0         0           0         282
 Stock Issued for             0           0         0           0       5,000
services
 Issuance of stock to
 Convert debt to
equity                       28          13        50       1,502       1,566

Changes in assets and
Liabilities:
 Officers Advances            0           0         0     (1,167)           0
                         ------      ------    ------    --------  ----------
Net cash (used) in
operating activities          0           0         0           0        282

Cash Flows from
Investing Activities:
 Organization Costs           0           0         0           0       (282)

Cash Flows from
Financing Activities:         0           0         0           0           0
                         ------      ------    ------    --------  ----------
Net increase in cash          0           0         0           0           0

Cash beginning of
period                        0           0         0           0           0
                         ------      ------    ------   ---------  ----------
Cash end of period       $    0      $    0    $    0    $      0  $        0
                         ======      ======    ======    ========  ==========
Supplemental
Disclosure
 Interest paid           $    0      $    0    $    0    $      0  $        0
                         ======      ======    ======    ========  ==========
 Taxes paid              $    0      $    0    $    0    $      0  $        0
                         ======      ======    ======    ========  ==========
Non-cash
transactions:
 Number of shares
issued
 For services                 0           0         0           0   5,000,000
                         ======      ======    ======    ========  ==========
 Number of shares
issued
 To convert debt to
equity                   28,130      13,240    50,010   1,502,300   1,566,370
                         ======      ======    ======   =========  ==========

  The accompanying notes are an integral part of these financial statements

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2002

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

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2002

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

     On September 30, 2002 the Company issued an officer of the Company 28,130 shares of its $.001 par value common stock for conversion of debt to equity of $28.13. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2002

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

Attestation of President and Chief Financial Officer as to our internal controls

     Our President/Chief Financial Officer, Anthony N. DeMint, has evaluated the effectiveness of our internal controls and have found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluations.

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


                         ACCESSORY SPECIALISTS INCORPORATED


                         By:/s/ Anthony DeMint
                              Anthony N. DeMint
                              President/Secretary/Treasurer/Director/
                              Chief Accounting Officer


Dated:    October 24, 2002

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Accessory Specialists Incorporated (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anthony N. DeMint, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company is made known to me, particularly during the period of July 1, 2002 through September 30, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date:  October 24, 2002

/s/ Anthony DeMint                 /s/ Anthony DeMint
Anthony N. DeMint, President       Anthony   N.   DeMint,  Chief   Accounting
                                   Officer

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