Form 10KSB
period 2002-12-31
ACCESSORY SPECIALISTS INC
filed 2003-03-28
CIK 1104198

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2002

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

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2002, was 6,666,370 shares, held by stockholder.

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

     We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

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

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     We have no properties and at this time have no agreements to acquire any properties. We currently use the office of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

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

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for our securities. We do not intend to trade our securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence we will request that our common stock to be quoted on the NASD OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

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

     During the past three years, we have issued securities which were not registered as follows:

                                              NUMBER OF
DATE                         NAME              SHARES       CONSIDERATION
January 18, 2000       Anthony N. DeMint      5,000,000      $5,000 (1)
January 1, 2001        Anthony N. DeMint      1,467,000      $1,467 (2)
April 1, 2001          Anthony N. DeMint       22,060          $22 (2)
July 1, 2001           Anthony N. DeMint       13,240          $13 (2)
October 1, 2001        Anthony N. DeMint       14,060          $14 (2)
April 1, 2002          Anthony N. DeMint       21,880          $22 (2)
September 30, 2002     Anthony N. DeMint       28,130          $28 (2)
December, 31, 2002     Anthony N. DeMint       100,000        $100 (2)

________

(1) Mr. DeMint is our sole director, controlling stockholder and president. Shares issued to Mr. DeMint were in return for services provided to us by Mr. DeMint, in lieu of cash. With respect to the stock issued to Mr. DeMint, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

(2) Shares issued to Mr. DeMint were conversions of debt to equity for monies advanced by Mr. DeMint. With respect to the stock issued to Mr. DeMint, we relied upon Section 4(2) of the Securities Act of 1933.

ITEM 6.   PLAN OF OPERATION

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

     Our stockholder has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

     The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

Internal Controls

     Evaluation of disclosure controls and procedures. Prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our President and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls.

     Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-8 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.
PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our Director and Officer is as follows:

       Name                  Age    Positions and Offices Held
       Anthony N. DeMint     29     President, Secretary, Director

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

LifePlan                    10SB12G 000-29033 08 Jan 00     Merger (2e)

Central America Fuel
Technology, Inc.            10SB12G 000-28697 29 Dec 99     Merger (2f)

Scientific Fuel Technology,
Inc.                        10SB12G 000-28685 28 Dec 99     Merger (2g)

TourPro Golf, Inc.          10SB12G 000-28569 20 Dec 99     Merger (2h)
J.S.J. Capital Corp,        10SB12G 000-29165 26 Jan 00     Merger (2i)

Euro Technology Outfitters  10SB12G 000-30009 20 Mar 00     Merger (2j)

SAVEYOUTIME.COM, INC.       10SB12G 000-30085 23 Mar 00     Merger (2k)

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

Your Domain.com             10SB12G 000-29317 03 Feb 00     No

Nothing Corp.               10SB12G 000-29399 08 Feb 00     No

Calif Acquisitions, Inc.    10SB12G 000-29345 04 Feb 00     No

Take A Ride, Inc.           10SB12G 000-30113 27 Mar 00     No

Fun For You, Inc.           10SB12G 000-30055 22 Mar 00     No

Interbank Capital Corp.     10SB12G 000-30067 23 Mar 00     No

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

(2j) On August 19, 2002, Euro Technology Outfitters executed an Asset Purchase Agreement with Petrol Energy, Inc., whereby Euro Technology Outfitters issued 10,918,300 shares of its restricted common stock in exchange for certain assets and liabilities of Petrol Energy. The assets that were acquired included approximately 289 oil and gas mineral leases.

     On August 20, 2002, Euro Technology Outfitters amended its Articles of Incorporation to change its name from Euro Technology Outfitters to Petrol Oil and Gas, Inc.

     On August 21, 2002, Anthony N. DeMint, Petrol Oil and Gas, Inc. sole Office and Director, appointed Paul Branagan as a director of the Company and subsequently resigned, leaving Mr. Branagan as the Company's sole director. Following his appointment, Mr. Branagan elected himself as the sole officer of the Company. Further, concurrent with his resignation, Mr. DeMint tendered 5,826,240 shares of Petrol Oil and Gas, Inc. stock back to Petrol Oil and Gas, Inc. for cancellation.

(2k)   On  January  20,  2003,  Saveyoutime.com,  Inc.  ("SCI")  executed  an
Agreement and Plan of Merger with Hesperia Holding Corp. ("Hesperia") wherein, if certain conditions are met, (i) SCI will issue 10,415,845 shares of common stock, in a 1:1 exchange, for 100% of the Hesperia issued and outstanding, and (ii) SCI will change its name to Hesperia Holdings, Inc. and qualify to do business in California. Hesperia was formed in July 2002, as a California corporation and is a holding company for its subsidiary, Hesperia Truss, which is in the business of designing and building prefabricated wood trusses. Additionally, pursuant to the Agreement and Plan of Merger, Anthony
N. DeMint the sole shareholder of SCI will cancel 6,454,370 shares leaving 50,000 shares of SCI issued and outstanding. Post Merger closing, there will be a total of 10,465,845 shares issued and outstanding. The merger is anticipated to close in the first half of 2003.

(3) In May 2000 Anthony DeMint acquired 672,000 shares of J.S.J. Capital II, Inc. for $175,000 in cash.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Accessory Specialists Incorporated officers and directors, and persons who beneficially own more than ten percent of Accessory's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Accessory with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Accessory and written representations from Accessory executive officer and director, Accessory believes that during the year ended 2002 all forms 3 and 4 were filed on a timely basis.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2002, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                        Amount of
Name and Address                        Beneficial           Percent of
Of Beneficial Owner                     Ownership         Outstanding Stock
Anthony N. DeMint                       6,666,370               100%
1850 E. Flamingo Rd., #111
Las Vegas, NV 89119

All Executive Officers and
Directors as a Group
(1 Person)                              6,666,370               100%


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

     On January 1, 2001, the Company issued an officer of the Company 1,467,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,467. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On April 1, 2001, the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for conversion of debt to equity of $22.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On July 1, 2001, the Company issued an officer of the Company 13,240 shares of its $.001 par value common stock for conversion of debt to equity of $13.24. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On October 1, 2001, the Company issued an officer of the Company 14,060 shares of its $.001 par value common stock for conversion of debt to equity of $14.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On April 1, 2002, the Company issued an officer of the Company 21,880 shares of its $.001 par value common stock for conversion of debt to equity of $21.88. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On September 30, 2002, the Company issued an officer of the Company 28,130 shares of its $.001 par value common stock for conversion of debt to equity of $28.13. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On December 31, 2002, the Company issued an officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
3(i)* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 7, 2000, and incorporated herein by reference.
3(ii)* By-Laws  filed  as an exhibit to the Company's registration  statement on Form 10-SB filed on February 7, 2000, and incorporated herein by reference.
4.1* Article VI of Articles of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 7, 2000, and incorporated herein by reference.
4.2* Article II and Article VIII, Sections 3 and 6 of By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 7, 2000, and incorporated herein by reference.
11** Statement of Per share earnings as shown in Note 2 number 2 on page F-6 of December 31, 2002 audit filed herewith.
23**   Consent of Accountants
_____
*    Previously filed
**   Filed herewith

(b) There were no Form 8-K filed by the Company during the year ended December 31, 2002.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ACCESSORY SPECIALISTS INCORPORATED.

                              By:/S/ Anthony N. DeMint
                                   Anthony N. DeMint, President

Dated:    March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE                   DATE


Anthony N. DeMint        President, Secretary,    March 27, 2003
                         Treasurer, Chief
                         Accounting Officer,
                         And Director

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Accessory Specialists Incorporated (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anthony N. DeMint, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

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

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to me by others within the Company, particularly during the period of January 1, 2002 through December 31, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal control which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

Date:  March 27, 2003

/S/ Anthony N. DeMint
Anthony N. DeMint, President
/Chief Accounting Officer

                              TABLE OF CONTENTS
                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                             F-1

BALANCE SHEET                                                            F-2

STATEMENT OF OPERATIONS                                                  F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-4

STATEMENT OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                      F-6 - F-8

BECKSTEAD AND WATTS, LLP
Certified Public Accountants
                                                       3340 Wynn Road Suite C
                                                          Las Vegas, NV 89102
                                                                 702.257.1984
                                                             702.362.0540 fax

                         INDEPENDENT AUDITOR REPORT

March 27, 2003
Board of Directors
Accessory Specialists Incorporated
Las Vegas, NV

We have audited the Balance Sheets of Accessory Specialists Incorporated (the "Company") (A Development Stage Company), as of December 31, 2002 and December 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2002, December 31,
2001, and the period January 18, 2000 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that We plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accessory Specialists Incorporated (A Development Stage Company) as of December 31, 2002 and December 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2002, December 31,
2001,  and  the period January 18, 2000 (Date of Inception) to  December  31,
2002, in conformity with accounting principles generally accepted in the United States.

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

Beckstead and Watts, LLP



                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)


                                BALANCE SHEET

                                   ASSETS

                                                     For the Year Ended
                                                        December 31,
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
   None issued and Outstanding                              0              0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   6,666,370 and 6,516,360 issued and
   outstanding at December 31, 2002 and 2001            6,666          6,516

Additional paid-in capital                                  0              0

(Deficit) accumulated during
development stage                                     (6,666)        (6,516)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0              0
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========

  The accompanying notes are an integral part of these financial statements


                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)


                           STATEMENT OF OPERATIONS

                                                                January 18,
                                  For the Year   For the Year       2000
                                     Ended      Ended December (Inception) to
                                  December 31,     31, 2001     December 31,
                                      2002                          2002
INCOME
Revenue                           $         0      $         0    $         0
                                  -----------      -----------    -----------
EXPENSE
General and
Administrative                            150              349          6,384
Organization Cost Expense                   0                0            282
                                  -----------      -----------    -----------
TOTAL EXPENSES                            150              349          6,666
                                  -----------      -----------    -----------
NET (LOSS)                        $     (150)      $     (349)    $   (6,666)
                                  ===========      ===========    ===========
Weighted average
number of common
shares outstanding                  6,666,370        6,516,350      6,666,370
                                  ===========      ===========    ===========
Net Loss
Per Weighted Share                $     (.00)      $     (.00)    $     (.00)
                                  ===========      ===========    ===========



  The accompanying notes are an integral part of these financial statements


                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' EQUITY

                                                    (Deficit)
                                                   accumulated
                                        Additional   during        Total
                        Common Stock     paid-in   development Stockholders'
                      Shares    Amount   Capital      stage        Equity
                      --------- ------  ---------  ----------  -------------
January 18, 2000
issued for services   5,000,000 $5,000   $       0  $        0  $       5,000

Net loss, January
18, 2000 (inception)
to December 31, 2000                                   (6,167)        (6,167)
                      --------- ------   ---------  ----------  -------------
Balance,
December 31, 2000     5,000,000  5,000           0     (6,167)        (1,167)

January 1, 2001
Issued for Debt       1,467,000  1,467           0                      1,467

April 1, 2001
Issued for Debt          22,060     22           0                         22

July 1, 2001
Issued for Debt          13,240     13           0                         13

October 1, 2001
Issued for Debt          14,060     14           0                         14

Net loss
December 31, 2001                                        (349)          (349)
                      --------- ------   ---------  ----------  -------------
Balance
December 31, 2001     6,516,360  6,516           0     (6,516)              0

April 1, 2002
Issued for Debt          21,880     22           0                         22

September 30, 2002
Issued for Debt          28,130     28           0                         28

December 31, 2002
Issued for Debt         100,000    100           0                        100

Net loss
December 31, 2002                                        (150)          (150)
                      --------- ------   ---------  ----------  -------------
Balance
December 31, 2001     6,666,370 $6,666   $       0  $  (6,666)  $           0
                      ========= ======   =========  ==========  =============


  The accompanying notes are an integral part of these financial statements


                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS

                                                                January 18,
                                      For the    For the Year      2000
                                    Year Ended       Ended      (Inception)
                                     December    December 31,   to December
                                     31, 2002        2001        31, 2002
Cash Flows from
Operating Activities:
  Net (loss)                          $   (150)      $   (349)   $   (6,666)
  Amortization                                0              0           282
  Stock Issued for services                   0              0         5,000
  Issuance of stock to
   Convert debt to equity                   150          1,516         1,666

Changes in assets and
Liabilities:
  Officers Advances                           0        (1,167)             0
                                    -----------    -----------   -----------
Net cash provided (used) in
operating activities                          0              0           282

Cash Flows from
Investing Activities:
  Organization Costs                          0              0         (282)
                                    -----------    -----------   -----------
Net Cash (used) in
  Investing activities                        0              0             0
Cash Flows from
Financing Activities                          0              0             0
                                    -----------    -----------   -----------
Net increase in cash                          0              0             0
Cash,
beginning of period                           0              0             0
                                    -----------    -----------   -----------
Cash,
end of period                       $         0    $         0   $         0
                                    ===========    ===========   ===========
Supplemental Disclosure
  Interest paid                     $         0    $         0   $         0
                                    ===========    ===========   ===========
  Taxes paid                        $         0    $         0   $         0
                                    ===========    ===========   ===========
 Non-cash transactions:
  Number of shares issued
     For services                             0              0     5,000,000
                                    ===========    ===========   ===========
  Number of shares issued
     To convert debt to equity          150,010      1,516,360     1,666,370
                                    ===========    ===========   ===========
  The accompanying notes are an integral part of these financial statements


                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002

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

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002

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

     On December 31, 2002 the Company issued an officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

                     ACCESSORY SPECIALISTS INCORPORATED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002

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