Form 10QSB/A
period 2003-03-31
ACCESSORY SPECIALISTS INC
filed 2003-08-28
CIK 1104198

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

*THIS AMENDMENT IS BEING FILED TO INCLUDE THE CERTIFICATION PURSUANT TO 18
U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002.  THE CERTIFICATION IS ATTACHED HERETO AS EXHIBIT 32.



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


                         ACCESSORY SPECIALISTS INCORPORATED


                         By: /s/ Anthony DeMint
                              Anthony N. DeMint, President


Dated:    August 28, 2003

                                EXHIBIT TABLE

Exhibit                              Description
Number
(1)       N/A
(2)       N/A
(3)(i)*   Articles of Incorporation
          (a) Articles of Incorporation
(3)(ii)*  Bylaws
          (a) Bylaws
(4)*      Instruments defining the rights of security holders:
(4)(i)    (a) Articles of Incorporation
          (b) Bylaws
          (c) Stock Certificate Specimen
(5)       N/A
(8)       N/A
(9)       N/A
(10)      N/A
(11)      Contained  in  the  Notes  to  the  Financial  Statements  (filed herewith)
(13)      N/A
(15)      N/A
(16)      N/A
(17)      N/A
(18)      N/A
(19)      N/A
(20)      N/A
(21)      N/A
(22)      N/A
(23)      N/A
(24)      N/A
(25)      N/A
(26)      N/A
(31)	  Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
(32)	  Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
(99)      N/A
*Filed in Form 10SB