Form 10KSB
period 2003-12-31
ACCESSORY SPECIALISTS INC
filed 2004-02-12
CIK 1104198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

Commission file number 000-29353

ACCESSORY SPECIALISTS INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	88-0448316
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

770 E. Warm Springs Rd., #250
Las Vegas, NV	89119
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number: (702) 866-5839

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title if Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2003, was 7,466,370 shares, held by 1 stockholder.

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

We will attempt to locate and negotiate with a business entity for the merger of a target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

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

  the available technical, financial and managerial resources;

  working capital and other financial requirements; history of operations, if any;

  prospects for the future;

  nature of present and expected competition;

  the quality and experience of management services which may be available and the depth of that management;

  the potential for further research, development, or exploration;

  specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;

  the potential for growth or expansion;

  the potential for profit;

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

A potential target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

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

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for our stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

There is currently one stockholder of our outstanding common stock.

During the past three years, we have issued securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES	CONSIDERATION
January 18, 2000	Anthony N. DeMint	5,000,000	$5,000 (1)
January 1, 2001	Anthony N. DeMint	1,467,000	$1,467 (2)
April 1, 2001	Anthony N. DeMint	22,060	$22 (2)
July 1, 2001	Anthony N. DeMint	13,240	$13 (2)
October 1, 2001	Anthony N. DeMint	14,060	$14 (2)
April 1, 2002	Anthony N. DeMint	21,880	$22 (2)
September 30, 2002	Anthony N. DeMint	28,130	$28 (2)
December, 31, 2002	Anthony N. DeMint	100,000	$100 (2)
April 28, 2003	Anthony N. DeMint	500,000	$500 (2)
June 17, 2003	Anthony N. DeMint	100,000	$100 (2)
September 29, 2003	Anthony N. DeMint	100,000	$100 (2)
December 31, 2003	Anthony N. DeMint	100,000	$100 (2)

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

ITEM 8A CONTROLS AND PROCEDURES

We are a development stage company with no revenues and our sole officer and director has responsibility for our internal controls and procedures over our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our sole officer and director, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our sole officer and director concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Director and Officer is as follows:

Name	Age	Positions and Offices Held
Anthony N. DeMint	30	President, Secretary, Director

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of our director and officer, all positions and offices held with us, the period during which he has served as such, and the business experience during at least the last five years:

Anthony N. DeMint acts as President, Secretary, Treasurer and Director for the Company. Mr. DeMint has served as an officer and Director of the Company since inception. Mr. DeMint is also sole officer and Director of Tac Asset Corp., Rub Investments Limited, Your Domain.Com, Nothing Corp., Calif Acquisitions, Inc., Take A Ride, Inc., Euro Technology Outfitters, Interbank Capital Corp., SAVEYOUTIME.COM, INC., Fun For You, Inc., Tell-A-Tale Incorporated, Too Late Financial Corporation, Vanity Enterprises, Inc. and YFC 355 Corp which are also blank check companies. Since 1994, Mr. DeMint has been a business consultant and has served on the board of directors and as an officer for several private and public companies. Mr. DeMint currently serves as President and as a Director of Securities Law Institute, a securities consulting firm. From 1997-1998, Mr. DeMint was Vice President of operations and a Director for Worldwide Golf Resources, Inc. From 1995-1997, Mr. DeMint was Chief Operating Officer, Treasurer and a Director of a publicly held import and wholesale company, Cutty-Fleet Trading Co., where he managed day-to-day operations. Mr. DeMint attended Business and Economics school at the University of Nevada Las Vegas. Mr. DeMint is an affiliate of SY&S Consulting, formerly Sperry Young & Stoecklein, hereafter "SY&S".

CURRENT BLANK CHECK COMPANIES

The SEC reporting blank check companies that Anthony DeMint serves or has served as President and Director are listed in the following table:

Date
Incorporation Name	Form Type	File #	of Filing	Status (l)
Intercontinental Capital Fund, Inc.	10SB12G	000-27931	04 Nov 99	Merger (2a)

Tele Special.Com	10SB12G	000-28207	19 Nov 99	Merger (2b)

Navitec Group Inc.	10SB12G	000-28225	22 Nov 99	Merger (2c)

Royal Acquisitions, Inc.	10SB12G	000-28713	30 Dec 99	Merger (2d)

LifePlan	10SB12G	000-29033	08 Jan 00	Merger (2e)

Central America Fuel Technology, Inc.	10SB12G	000-28697	29 Dec 99	Merger (2f)

Scientific Fuel Technology, Inc.	10SB12G	000-28685	28 Dec 99	Merger (2g)

TourPro Golf, Inc.	10SB12G	000-28569	20 Dec 99	Merger (2h)

J.S.J. Capital Corp,	10SB12G	000-29165	26 Jan 00	Merger (2i)

Euro Technology Outfitters	10SB12G	000-30009	20 Mar 00	Merger (2j)

J.S.J. Capital II, Inc.	10SB12G	000-29189	27 Jan 00	Sold (3)

Tac Asset Corp.	10SB12G	000-29355	07 Feb 00	No

Rub Investments Limited	10SB12G	000-29315	03 Feb 00	No

Nothing Corp.	10SB12G	000-29399	08 Feb 00	No

Calif Acquisitions, Inc.	10SB12G	000-29345	04 Feb 00	No

Tell-A-Tale Incorporated	10SB12G	000-30131	28 Mar 00	No

Fun For You, Inc.	10SB12G	000-30055	22 Mar 00	No

SAVEYOUTIME.COM, INC.	10SB12G	000-30085	23 Mar 00	No

Interbank Capital Corp.	10SB12G	000-30067	23 Mar 00	No

Take A Ride, Inc.	10SB12G	000-30113	27 Mar 00	No

YFC 355 Corp.	10SB12G	000-30201	03 Apr 00	No

Too Late Financial Corporation	10SB12G	000-30149	29 Mar 00	No

Vanity Enterprises, Inc.	10SB12G	000-30169	31 Mar 00	No

Your Domain.com	10SB12G	000-29317	03 Feb 00	No

(1) Under Merger Status "Merger" represents either a merger or an acquisition has occurred or the company ceased to be a blank check company by operating specific business a "No" represents that the company is currently seeking merger or acquisition candidate. More detailed information for each merger is disclosed in following paragraphs.

(2) (2a) In January 2000 Intercontinental Capital Fund, Inc. merged with Desert Health Products, Inc. ("DHP") whereby DHP was the surviving corporation and Intercontinental Capital Fund ceased to exist. DHP was formed to develop dietary supplement products from natural plant extracts. DHP is focusing its development efforts on certain plants and plant extracts that are widely used throughout the United States and Europe to treat a variety of diseases and physical conditions. Pursuant to the Plan of Merger, DHP issued 400,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 5,000,000 shares of Intercontinental Capital Fund Common Stock. DHP paid $100,000 in cash to SY&S, of which Anthony N. DeMint is an affiliate, for consulting fees associated with the merger. Mr. DeMint currently is a non-affiliated stockholder of DHP.

(2b) In January 2000 Tele Special.Com merged with International Brands, Inc. ("INBR") whereby INBR was the surviving corporation and Tele Special.Com ceased to exist. INBR is a holding company for various Internet related companies. Pursuant to the Plan of Merger, INBR issued 25,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 5,000,000 shares of Tele Special.Com Common Stock. INBR paid $150,000 in cash to SY&S, of which Anthony N. DeMint is an affiliate, for consulting fees associated with the merger. Mr. DeMint currently is a non-affiliated stockholder of INBR.

(2c) In February 2000 Navitec Group, Inc. merged with Worldnet Resources Group, Inc. ("WRGI") whereby WRGI was the surviving corporation and Navitec Group, Inc. ceased too exist. WRGI is a holding company for various Internet related companies. Pursuant to the Plan of Merger, WRGI issued 2,083 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 5,000,000 shares of Navitec Group Common Stock. WRGI paid $150,000 in cash to SY&S, of which Anthony N. DeMint is an affiliate, for consulting fees associated with the merger. Mr. DeMint currently is a non-affiliated stockholder of WRGI.

(2d) In March 2000 Royal Acquisitions, Inc. merged with zebramart.Com, Inc. ("ZMRT") whereby ZMRT was the surviving corporation and Royal Acquisitions, Inc. ceased too exist. Pursuant to the Plan of Merger, ZMRT issued 2,000,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 5,000,000 shares of Royal Acquisitions, Inc. Common Stock. ZMRT paid $200,000 in cash to SY&S, of which Anthony N. DeMint is an affiliate, for consulting fees associated with the merger.

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

(2k) On April 10 20, 2003, Saveyoutime.com, Inc. ("SCI") completed a Merger with Hesperia Holding Corp. ("Hesperia") wherein, (i) SCI issued 10,415,845 shares of common stock, in a 1:1 exchange, for 100% of the Hesperia issued and outstanding, and (ii) SCI changed its name to Hesperia Holdings, Inc. and qualified to do business in California. Hesperia was formed in July 2002, as a California corporation and is a holding company for its subsidiary, Hesperia Truss, which is in the business of designing and building prefabricated wood trusses. Additionally, pursuant to the Agreement and Plan of Merger, Anthony N. DeMint the sole shareholder of SCI canceled 6,454,370 shares leaving 50,000 shares of SCI issued and outstanding. Post Merger closing, there was a total of 10,465,845 shares issued and outstanding.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Accessory Specialists Incorporated officers and directors, and persons who beneficially own more than ten percent of Accessory's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Accessory with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Accessory and written representations from Accessory executive officer and director, Accessory believes that during the year ended 2003 all forms 3 and 4 were filed on a timely basis.

Audit Committee and Financial Expert

We do not have an Audit Committee, Anthony N. DeMint, our sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only one officer and director operating as the sole management for the Company. We believe that as a result of the limited interaction which occurs having a sole officer/director for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Anthony N. DeMint, our sole director, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

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

Compensation Committee

We do not have a formal Compensation Committee. Anthony N. DeMint, our sole director, performs some of the functions of a Compensation Committee. Due to the lack of revenues, our lack of payment of any executive compensation and our development stage status, we deemed a Compensation Committee to not be necessary at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address Of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock
Anthony N. DeMint	7,466,370	100%
770 E. Warm Springs Rd., #250
Las Vegas, NV 89119

All Executive Officers and
Directors as a Group
(1 Person)	7,466,370	100%

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

On September 29, 2003, the Company issued an officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

On December 31, 2003, the Company issued an officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

11**     Statement of Per share earnings as shown in Note 2 number 2 on page F-6 of December 31, 2003 audit filed herewith.

23**     Consent of Accountants

31**     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____

* Previously filed

** Filed herewith

(b) There were no Form 8-Ks filed by the Company during the year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Beckstead and Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $800 and $150, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESSORY SPECIALISTS INCORPORATED.

By:/s/ Anthony N. DeMint_________

Anthony N. DeMint, President

Dated: February 6, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE
/s/ Anthony N. DeMint
Anthony N. DeMint	President, Secretary,	February 6, 2004
Treasurer, Chief
Accounting Officer,
And Director

TABLE OF CONTENTS

BECKSTEAD AND WATTS, LLP

Certified Public Accountants

3340 Wynn Road Suite C

Las Vegas, NV 89102

702.257.1984

702.362.0540 fax

INDEPENDENT AUDITOR REPORT

February 6, 2004

Board of Directors

Accessory Specialists Incorporated

Las Vegas, NV

We have audited the Balance Sheets of Accessory Specialists Incorporated (the "Company") (A Development Stage Company), as of December 31, 2003 and December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2003, December 31, 2002, and the period January 18, 2000 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accessory Specialists Incorporated (A Development Stage Company) as of December 31, 2003 and December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2003, December 31, 2002, and the period January 18, 2000 (Date of Inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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

Beckstead and Watts, LLP

ACCESSORY SPECIALISTS INCORPORATED

(A Development Stage Company)

BALANCE SHEET

ASSETS

	For the Year Ended December 31,
	2003	2002
CURRENT ASSETS	$ 0	$ 0
TOTAL CURRENT ASSETS	0	0

OTHER ASSETS	0	0
TOTAL OTHER ASSETS	0	0
	$ 0	$ 0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Officers Advances (Note #6)	$ 0	$ 0
TOTAL CURRENT LIABILITIES	0	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value
authorized 5,000,000 shares;
None issued and Outstanding	0	0

Common stock, $.001 par value,
authorized 20,000,000 shares;
7,466,370 and 6,666,370 issued and
outstanding at December 31, 2003 and 2002	7,466	6,666

Additional paid-in capital	0	0

(Deficit) accumulated during
development stage	(7,466)	(6,666)
TOTAL STOCKHOLDER'S EQUITY	0	0

	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

ACCESSORY SPECIALISTS INCORPORATED

(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	January 18, 2000 (Inception) to December 31, 2003
INCOME
Revenue	$ 0	$ 0	$ 0

EXPENSE
General and
Administrative	800	150	7,184
Organization Cost Expense	0	0	282

TOTAL EXPENSES	800	150	7,466

NET (LOSS)	$ (800)	$ (150)	$ (7,466)

Net Loss
Per Weighted Share	$ (.00)	$ (.00)

Weighted average
number of common
shares outstanding	7,466,370	6,666,370

The accompanying notes are an integral part of these financial statements

ACCESSORY SPECIALISTS INCORPORATED

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock Shares Amount		Additional paid-in Capital	(Deficit) accumulated during development stage	Total Stockholders' Equity
January 18, 2000
issued for services	5,000,000	$5,000	$ 0	$ 0	$ 5,000

Net loss, January
18, 2000 (inception)
to December 31, 2000				(6,167)	(6,167)
Balance December 31, 2000	5,000,000	5,000	0	(6,167)	(1,167)

January 1, 2001
Issued for Debt	1,467,000	1,467	0		1,467

April 1, 2001
Issued for Debt	22,060	22	0		22

July 1, 2001
Issued for Debt	13,240	13	0		13

October 1, 2001
Issued for Debt	14,060	14	0		14

Net loss December 31, 2001				(349)	(349)
Balance December 31, 2001	6,516,360	6,516	0	(6,516)	0

April 1, 2002
Issued for Debt	21,880	22	0		22

September 30, 2002
Issued for Debt	28,130	28	0		28

December 31, 2002
Issued for Debt	100,000	100	0		100

Net Loss December 31, 2002				(150)	(150)
Balance December 31, 2002	6,666,370	6,666	0	(6,666)	0

April 28, 2003
Issued for Debt	500,000	500	0	0	500

June 17, 2003	100,000	100	0	0	100

September 29, 2003
Issued for Debt	100,000	100	0	0	100

December 31, 2003
Issued for Debt	100,000	100	0		100

Net Loss December 31, 2003				(800)	(800)
Balance December 31, 2003	7,466,370	$7,466	$ 0	$ (7,466)	$ 0

The accompanying notes are an integral part of these financial statements

ACCESSORY SPECIALISTS INCORPORATED

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	January 18, 2000 (Inception) to December 31, 2003
Cash Flows from
Operating Activities:
Net (loss)	$ (800)	$ (150)	$ (7,466)
Amortization	0	0	282
Stock Issued for services	0	0	5,000
Issuance of stock to
Convert debt to equity	800	150	2,466

Changes in assets and
Liabilities:
Officers Advances	0	0	0

Net cash provided (used) in
operating activities	0	0	282

Cash Flows from
Investing Activities:
Organization Costs	0	0	(282)

Net Cash (used) in
Investing activities	0	0	0
Cash Flows from
Financing Activities	0	0	0

Net increase in cash	0	0	0
Cash,
beginning of period	0	0	0

Cash,
end of period	$ 0	$ 0	$ 0

Supplemental Disclosure
Interest paid	$ 0	$ 0	$ 0

Taxes paid	$ 0	$ 0	$ 0

Non-cash transactions:
Number of shares issued
For services	0	0	5,000,000

Number of shares issued
To convert debt to equity	800,000	150,010	2,466,370

The accompanying notes are an integral part of these financial statements

ACCESSORY SPECIALISTS INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

  The Company uses the accrual method of accounting.

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

On September 29, 2003, the Company issued an officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

ACCESSORY SPECIALISTS INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

On December 31, 2003, the Company issued an officer of the Company 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from January 18, 2000 (inception) through the period ended December 31, 2003 of $(7,466). In addition, the Company's development activities since inception have been financially sustained through equity financing.

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