Form 10KSB/A
period 2005-12-31
ACCESSORY SPECIALISTS INC
filed 2006-06-22
CIK 1104198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No.1)

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

At the end of the period covered by this Annual Report on Form 10-KSB, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACCESSORY SPECIALISTS INCORPORATED.

By:/s/ Anthony N. DeMint

Anthony N. DeMint, President

Dated:	March 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Anthony N. DeMint
Anthony N. DeMint	President, Secretary,	March 22, 2006
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