Form 10QSB/A
period 2006-03-31
ACCESSORY SPECIALISTS INC
filed 2006-06-22
CIK 1104198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No.1)

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

At the end of the period covered by this Quarterly Report on Form 10-QSB, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACCESSORY SPECIALISTS INCORPORATED

By:/s/ Anthony N. DeMint

Anthony N. DeMint, President

Dated:	June 22, 2006