Form 10KSB/A
period 2005-12-31
ACCESSORY SPECIALISTS INC
filed 2006-09-21
CIK 1104198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Anthony N. DeMint, our President and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. DeMint, our President and Chief Accounting Officer  concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ACCESSORY SPECIALISTS INCORPORATED.

By:/s/ Anthony N. DeMint

Anthony N. DeMint, President

Dated:	September 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Anthony N. DeMint
Anthony N. DeMint	President, Secretary,	September 21, 2006
Treasurer, Chief
Accounting Officer,
And Director

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITORS' REPORTS	F-1 - F-2

BALANCE SHEETS	F-3

STATEMENT OF OPERATIONS	F-4

STATEMENT OF STOCKHOLDERS' EQUITY	F-5

STATEMENT OF CASH FLOWS	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 - F-11

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Accessory Specialists Incorporated (A Development Stage Company)

We have audited the accompanying balance sheet of Accessory Specialists Incorporated (A Development Stage Company) as of December 31, 2005 and the related statements of operations, shareholders’ deficit, and cash flows for the fiscal year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accessory Specialists Incorporated (A Development Stage Company) as of December 31, 2005 and the results of its operations and cash flows for the fiscal year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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