Form 10QSB/A
period 2006-03-31
ACCESSORY SPECIALISTS INC
filed 2006-09-21
CIK 1104198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

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

ACCESSORY SPECIALISTS INCORPORATED

By:/s/ Anthony N. DeMint

Anthony N. DeMint, President

Dated:	September 21, 2006