Form 10QSB
period 2006-09-30
ACCESSORY SPECIALISTS INC
filed 2006-11-06
CIK 1104198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2006, was 9,716,370 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

ITEM 1.	FINANCIAL STATEMENTS

Accessory Specialists Incorporated

(a development stage company)

Condensed Balance Sheet

September 30,
2006
Assets
Current assets:
Cash	$ -
Total current assets	-

$ -

Liabilities and Stockholders’ Equity
Current liabilities	$ -

Stockholders’ Equity
Preferred stock, $.001 par value 5,000,000 shares authorized zero issued and Outstanding	-

Common stock, $.001 par value, 20,000,000 shares authorized; 9,716,370 shares issued and outstanding as of September 30, 2006	9,716

Additional paid in capital	1,750

(Deficit) accumulated during development stage	(11,466)
-

$ -

See notes to condensed financial statements

Accessory Specialists Incorporated

(a development stage company)

Condensed Statements of Operations

For the Three and Nine Months Ending September 30, 2006 and 2005

And For the Period January 18, 2000 (Inception) to September 30, 2006

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		January 18, 2000 (Inception) to September 30, 2006
	2006	2005	2006	2005

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
General and administrative expenses	-	-	-	750	11,184
Organization cost	-	-	-	-	282
Total Expenses	-	-	-	750	11,466

Net (loss)	$ -	$ -	$ -	$ (750)	$ (11,466)

Weighted average number of common shares outstanding – basic and fully diluted	9,716,370	9,610,206	9,716,370	9,610,206

Net (loss) per share – basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See notes to condensed financial statements

Accessory Specialists Incorporated

(a development stage company)

Condensed Statements of Cash Flows

For the Nine Months Ending September 30, 2006 and 2005

And For the Period January 18, 2000 (Inception) to September 30, 2006

	Nine Months Ended September 30,		January 18, 2000 (Inception) to September 30, 2006
	2006	2005
Cash flows from operating activities:
Net (loss)	$ -	$ (750)	$ (11,466)
Amortization	-	-	282
Stock issued for services	-	-	5,000
Conversion of debt to equity	-	1,000	4,716
Changes in assets and liabilities
Note payable – related party	-	(250)	-
Net cash (used) by operating activities	-	-	(1,468)

Cash flows from investing activities:
Organization costs	-	-	(282)
Donated Capital	-	-	1,750
Net Cash (used) in Investing activities	-	-	1,468

Net (decrease) increase in cash	-	-	-
Cash -beginning	-	-	-
Cash - ending	$ -	$ -	$ -

Supplemental disclosure
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Number of shares issued for services	-	-	5,000,000
Number of shares issued to convert debt to equity	-	1,000,000	4,716,370

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from January 18, 2000 (inception) through the period ended September 30, 2006 of $11,466. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

ACCESSORY SPECIALISTS INCORPORATED

By:/s/ Anthony N. DeMint

Anthony N. DeMint, President

Dated:	November 6, 2006