Form 10KSB/A
period 2005-12-31
ACCESSORY SPECIALISTS INC
filed 2007-01-26
CIK 1104198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 3)

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

ACCESSORY SPECIALISTS INCORPORATED.

By:/s/ Anthony N. DeMint

Anthony N. DeMint, President

Dated:	January 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Anthony N. DeMint
Anthony N. DeMint	President, Secretary,	January 26, 2007
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

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Accessory Specialists Incorporated (A Development Stage Company)

We have audited the accompanying balance sheet of Accessory Specialists Incorporated (A Development Stage Company) as of December 31, 2005 and the related statements of operations, shareholders’ deficit, and cash flows for the fiscal year ended December 31, 2005 and from January 18, 2000 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accessory Specialists Incorporated (A Development Stage Company) as of December 31, 2005 and the results of its operations and cash flows for the fiscal year ended December 31, 2005 and from January 18, 2000 (Date of Inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Accessory Specialists Incorporated (the “Company”) (A Development Stage Company), as of December 31, 2004, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 and from January 18, 2000 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accessory Specialists Incorporated (A Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the year ended December 31, 2004 and from January 18, 2000 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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